Form 10-K
period 2016-12-31
California Republic Auto Receivables Trust 2015-1
filed 2017-03-30
CIK 1633933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Mechanics Bank

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

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

Large accelerated filer [  ]  Accelerated filer [  ]        Non-accelerated filer [X]  Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

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

Item 1117 of Regulation AB. Legal Proceedings

No legal proceedings are pending against any of Mechanics Bank (the “Sponsor”), California Republic Funding, LLC (the “Depositor”), or the Trust, or against any property of any such entities that are or would be material to holders of the Notes or certificates (the “Certificates”) issued by the Trust.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements: Not applicable.

(2) Financial Statement Schedules: Not applicable

(3) List of Exhibits

The following exhibits are provided as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit	Description

3.1	Depositor’s Certificate of Formation	*

3.2	Depositor’s Operating Agreement	*

4.1	The Indenture	**

4.2	Amended and Restated Trust Agreement	**

10	Sale and Servicing Agreement	**

31	Section 302 Certification	Filed herewith

33.1	Management’s Report on assessment of Compliance with SEC Regulation AB Servicing Criteria	Filed herewith

33.2	Indenture Trustee’s Assertion of Compliance	Filed herewith

34.1	Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP on behalf of Mechanics Bank)	Filed herewith

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP on behalf of Indenture Trustee)	Filed herewith

35	Servicing Compliance Report of Mechanics Bank as Servicer	Filed herewith

*	Incorporated herein by reference to the corresponding Exhibit to California Republic LLC’s Registration Statement filed on August 28, 2013 (File No. 333-190866).

**	Incorporated herein by reference to the corresponding Exhibit to the Form 8-K filed on March 12, 2015 (File No. 333-199204-02).

(b)	Exhibits.

The Depositor hereby is providing as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

(c)	Financial Statement Schedule.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Republic Funding, LLC, as Depositor

By: /s/ Nathan J. Duda

Nathan J. Duda, EVP, Chief Financial Officer

Dated: March 30, 2017