Form 10-K
period 2017-12-31
California Republic Auto Receivables Trust 2015-1
filed 2018-03-30
CIK 1633933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                     to

California Republic Auto Receivables Trust 2015-1

(Exact name of Issuing Entity as specified in its charter)

Central Index Key Number of Issuing Entity: 0001633933

Commission File Number of Issuing Entity: 333-199204-02

California Republic Funding, LLC

(Exact name of Depositor as specified in its charter)

Central Index Key Number of Depositor: 0001561326

Commission File Number of Depositor: 333-199204

Mechanics Bank

(Exact name of Sponsor as specified in its charter)

Central Index Key Number of Sponsor: 0001603949

Delaware	38-7133760
(State or other jurisdiction of incorporation or organization of Issuing Entity)	(I.R.S Employer Identification No.)

18400 Von Karman Avenue Suite 1100, Irvine, CA	92612
(Address of principal executive offices of Issuing Entity)	(Zip Code)

Telephone number, including area code of Issuing Entity: (949) 270-9700

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

The following items have been omitted from Part III in accordance with general instruction J(1) to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint. On January 26, 2018, Plaintiffs filed a motion for class certification. DBNTC and DBTCA’s opposition to Plaintiffs’ motion is due on March 26, 2018, and Plaintiffs’ reply is due on April 16, 2018. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. On January 17, 2018, Plaintiffs filed a motion for class certification. DBNTC and DBTCA’s opposition to Plaintiffs’ motion is due on March 16, 2018, and Plaintiffs’ reply is due on April 16, 2018. Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all the pool assets owned by the Trust. The Sponsor is also the servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the servicer.

The Indenture Trustee is not affiliated with the Sponsor (including in its role as originator and servicer), the Depositor, or the Trust. The Owner Trustee is not affiliated with the Sponsor or the Depositor.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)     (1)  Financial Statements:   Not applicable.

          (2)  Financial Statement Schedules:   Not applicable

          (3)  List of Exhibits

The following exhibits are provided as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit	Description

3.1	Depositor’s Certificate of Formation	*

3.2	Depositor’s Operating Agreement	*

4.1	Amended and Restated Trust Agreement	**

4.2	Indenture	**

10.1	Sale and Servicing Agreement	**

10.2	Administration Agreement	**

10.3	Receivables Purchase Agreement	**

31	Section 302 Certification	Filed herewith

33.1	Management’s Report on assessment of Compliance with SEC Regulation AB Servicing Criteria	Filed herewith

33.2	Indenture Trustee’s Assertion of Compliance	Filed herewith

34.1	Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP on behalf of Mechanics Bank)	Filed herewith

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP on behalf of Indenture Trustee)	Filed herewith

35	Servicing Compliance Report of Mechanics Bank as Servicer	Filed herewith

*	Incorporated herein by reference to the corresponding Exhibit to California Republic LLC’s Registration Statement filed on August 28, 2013 (File No. 333-190866).

**	Incorporated herein by reference to the corresponding Exhibit to the Form 8-K filed on March 12, 2015 (File No. 333-199204-02).

(b)	Exhibits.

The Depositor hereby is providing as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

(c)	Financial Statement Schedule.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Republic Funding, LLC, as Depositor

By: /s/ Nathan J. Duda

Nathan J. Duda, Chief Financial Officer

Dated: March 29, 2018