Form 10-K
period 2018-12-31
California Republic Auto Receivables Trust 2015-1
filed 2019-03-26
CIK 1633933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Mechanics Bank

(Exact name of Sponsor as specified in its charter)

Central Index Key Number of Sponsor: 0001603949

Delaware	38-7133760
(State or other jurisdiction of incorporation or organization of Issuing Entity)	(I.R.S Employer Identification No.)

1111 Civic Dr., Ste. 390, Walnut Creek CA	94596
(Address of principal executive offices of Issuing Entity)	(Zip Code)

Telephone number, including area code of Issuing Entity: (925) 482-8000

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support (Financial Information) Except for Certain Derivatives Instruments

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

The Indenture Trustee has provided the information contained in the following [7] paragraphs for purposes of compliance with Regulation AB.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (“TIA”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleged that the trusts at issue had suffered total realized collateral losses of U.S. $89.4 billion, but the complaint did not include a demand for money damages in a sum certain. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs asserted claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleged that the trusts at issue had suffered total realized collateral losses of U.S. $9.8 billion, but the complaint did not include a demand for money damages in a sum certain. On December 6, 2018, the court entered the parties’ stipulation voluntarily dismissing the action with prejudice.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On January 17, 2018, Plaintiffs filed a motion for class certification. On May 30, 2018, the court denied that motion. On June 8, 2018, Plaintiffs filed a notice of appeal from the denial of that motion. On December 6, 2018, the court entered the parties’ stipulation voluntarily dismissing Plaintiffs’ appeal. On December 13, 2018, Plaintiffs submitted a notice of settlement and a request for dismissal. On January 11, 2019, the court dismissed the action with prejudice.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. Both motions are being briefed by the parties. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. Both motions are being briefed by the parties. Discovery is ongoing.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  (1) Financial Statements:  Not applicable.

(2) Financial Statement Schedules:  Not applicable

(3) List of Exhibits

The following exhibits are provided as part of, and incorporated by reference into, this Annual Report on Form 10-K:

Exhibit	Description

3.1	Depositor’s Certificate of Formation	*

3.2	Depositor’s Operating Agreement	*

4.1	Amended and Restated Trust Agreement	**

4.2	Indenture	**

10.1	Sale and Servicing Agreement	**

10.2	Administration Agreement	**

10.3	Receivables Purchase Agreement	**

31	Section 302 Certification	Filed herewith

33.1	Management’s Report on assessment of Compliance with SEC Regulation AB Servicing Criteria	Filed herewith

33.2	Indenture Trustee’s Assertion of Compliance	Filed herewith

34.1	Report of Independent Registered Public Accounting Firm (Crowe LLP on behalf of Mechanics Bank)	Filed herewith

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP on behalf of Indenture Trustee)	Filed herewith

35	Servicing Compliance Report of Mechanics Bank as Servicer	Filed herewith

*	Incorporated herein by reference to the corresponding Exhibit to California Republic LLC’s Registration Statement filed on August 28, 2013 (File No. 333-190866).

**	Incorporated herein by reference to the corresponding Exhibit to the Form 8-K filed on March 12, 2015 (File No. 333-199204-02).

(b)	Exhibits.

The Depositor hereby is providing as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

(c)	Financial Statement Schedule.

Not Applicable.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders or is presently anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Republic Funding, LLC, as Depositor

By: /s/ John W. DeCero
John W. DeCero, Chief Executive Officer
Dated: March 26, 2019